Form 10-Q
period 1996-03-31
HORSEHEAD RESOURCE DEVELOPMENT CO INC
filed 1996-05-15
CIK 837635

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


Commission File Number:                     0-18641


             HORSEHEAD RESOURCE DEVELOPMENT COMPANY, INC.
        (Exact name of registrant as specified in its charter)


       DELAWARE                                    13-3353902
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


 110 East 59th Street, New York, New York                     10022
(Address of principal executive offices)                    (Zip Code)

                             (212) 527-3003
           (Registrant's telephone number, including area code)

                            Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ].

As of May 10, 1996 the registrant had 36,237,500 shares of its Common Stock outstanding.

                 HORSEHEAD RESOURCE DEVELOPMENT COMPANY, INC.


FORM 10-Q                                                        MARCH 31, 1996
                                  CONTENTS

                                                                      Page No.
PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets -                     3
               March 31, 1996 and December 31, 1995

               Condensed Consolidated Statements of Operations -           4
               Three Months Ended March 31, 1996 and 1995

               Condensed Consolidated Statement of Shareholders' -         5
               Equity - Three Months Ended March 31, 1996

               Condensed Consolidated Statements of Cash Flows -           6
               Three Months Ended March 31, 1996 and 1995

               Notes to Condensed Consolidated Financial Statements        7

    Item 2.    Management's Discussion and Analysis of                     8
               Financial Condition and Results of Operations


PART II.       OTHER INFORMATION

    Item 1.    Legal Proceedings                                           9

    Item 2.    Changes in Securities                                       9

    Item 3.    Defaults Upon Senior Securities                             9

    Item 4.    Submission of Matters to a Vote                             9
               of Security Holders

    Item 5.    Other Information                                           9

    Item 6.    Exhibits and Reports on Form 8-K                            9




      HORSEHEAD  RESOURCE  DEVELOPMENT  COMPANY,  INC.  AND  SUBSIDIARIES

                 CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                           (In thousands)

                               ASSETS


                                                      March 31,   December 31,
                                                        1996         1995
                                                    ___________  ____________
                                                    (Unaudited)   (Audited)
CURRENT ASSETS
 Cash and cash equivalents                             $66,260      $61,389
 Accounts receivable, net                               18,420       17,937
 Inventories                                            10,185       11,346
 Prepaid expenses and income taxes receivable            4,351        4,421
 Deferred income taxes                                   3,925        4,311
                                                    ___________  ____________
 TOTAL CURRENT ASSETS                                  103,141       99,404

PROPERTY, PLANT AND EQUIPMENT                           99,350      100,259

OTHER ASSETS                                             5,804        5,816
                                                    ___________  ____________
                                                      $208,295     $205,479
                                                    ===========  ============


LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT LIABILITIES
 Accounts payable                                       $4,674       $4,543
 Accrued expenses                                       13,208       13,338
 Note payable                                           10,700       10,700
                                                    ___________  ____________
 TOTAL CURRENT LIABILITIES                              28,582       28,581

OTHER LIABILITIES                                        8,099        8,009
LONG-TERM DEBT                                          34,100       34,100
DEFERRED INCOME TAXES                                   10,351       10,356

SHAREHOLDERS' EQUITY
 Common stock, $.01 par value; authorized 40,000
   shares; issued and outstanding 36,237 shares            362          362
 Additional paid-in capital                             42,116       42,116
 Retained earnings                                      84,685       81,955
                                                    ___________  ____________
                                                       127,163      124,433
                                                    ___________  ____________
                                                      $208,295     $205,479
                                                    ===========  ============

 See notes to condensed consolidated financial statements.

      HORSEHEAD  RESOURCE  DEVELOPMENT  COMPANY,  INC.  AND  SUBSIDIARIES

               CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                                (Unaudited)

                   (In thousands, except per share data)

                                                     Three Months Ended
                                                           March 31,
                                                 __________________________
                                                     1996          1995
                                                 ____________   ___________
Operating revenues:
     Service fees                                    $14,435       $16,506
     Product sales                                    10,503        10,831
                                                 ____________   ___________
                                                      24,938        27,337

Operating costs                                       16,744        16,589
                                                 ____________   ___________
      GROSS PROFIT                                     8,194        10,748

 Selling, general, administrative and
    research and development costs                     4,232         3,827
                                                 ____________   ___________
 OPERATING INCOME                                      3,962         6,921

 Other income (expense):
     Interest, net                                        23           (90)
     Other, net                                          218            33
                                                 ____________   ___________
                                                         241           (57)

      INCOME BEFORE INCOME TAXES                       4,203         6,864

 Provision for income taxes                            1,473         2,661
                                                 ____________   ___________
      NET INCOME                                      $2,730        $4,203
                                                 ============   ===========
 Earnings per share                                    $0.08         $0.12
                                                 ============   ===========
 Average common shares outstanding                    36,237        36,237
                                                 ============   ===========



 See notes to condensed consolidated financial statements.

       HORSEHEAD  RESOURCE  DEVELOPMENT  COMPANY,  INC.  AND  SUBSIDIARIES

          CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY

                                 (Unaudited)

                                (In thousands)

                                                    Additional
                                        Common       Paid-In      Retained
                                        Stock        Capital      Earnings
                                      __________   ___________  ___________
Balance at December 31, 1995             $362        $42,116      $81,955


     Net Income                                                     2,730
                                      __________    ___________  ___________

Balance at March 31, 1996                $362        $42,116      $84,685
                                      ==========    ===========  ===========

See notes to condensed consolidated financial statements.


      HORSEHEAD  RESOURCE  DEVELOPMENT  COMPANY,  INC.  AND  SUBSIDIARIES

              CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                (Unaudited)

                              (In thousands)

                                                       Three Months Ended
                                                           March 31,
                                                    ________________________
                                                       1996         1995
                                                    ___________   __________
OPERATING ACTIVITIES
   Net income                                           $2,730       $4,203
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       2,371        2,606
     Other liabilities                                     471          760
     Changes in operating assets and liabilities:
       Accounts receivable                                (483)        (415)
       Inventories                                       1,161          619
       Prepaid expenses and income taxes receivable         59        1,509
       Accounts payable and accrued expenses                 1         (727)
                                                    ___________   __________
 NET CASH PROVIDED BY OPERATING ACTIVITIES               6,310        8,555

INVESTING ACTIVITIES
   Capital expenditures                                 (1,438)        (635)
                                                    ___________   __________
 NET CASH USED IN INVESTING ACTIVITIES                  (1,438)        (635)


INCREASE IN CASH AND CASH EQUIVALENTS                    4,872        7,920

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        61,388       39,351
                                                    ___________   __________

 CASH AND CASH EQUIVALENTS AT END OF PERIOD            $66,260      $47,271
                                                    ===========   ==========

See notes to condensed consolidated financial statements.

       HORSEHEAD RESOURCE DEVELOPMENT COMPANY, INC. AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996

                              (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the results of operations.

Note 2:  Inventories

Inventories are as follows:

                                                  March 31,      December 31,
                                                    1996             1995
                                                  _________      ____________
                                                        (In Thousands)


              Raw materials. . . . . . . . .       $   526        $   658
              Supplies and spare parts . . .         4,088          4,023
              Finished goods . . . . . . . .         5,571          6,665
                                                   _______        _______
                                                   $10,185        $11,346
                                                   =======        =======

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     Operating revenues of $24.9 million for the quarter ended March 31, 1996 decreased $2.4 million from $27.3 million recorded in 1995's quarter. Service fee revenues decreased from $16.5 million to $14.3 million, primarily as a result of lower volumes of wastes received and service fee rates. Product sales revenues of $10.6 million were essentially unchanged from the $10.8 million in the corresponding prior year period as neither the volume of products sold nor the selling price of such products changed substantially.

     Operating income for the first quarter of 1996 of $4.0 million represented a decrease of $3.0 million from 1995's first quarter. This decrease was primarily the result of the lower service fee revenues described above and increased research and development expenses.

     Net income for the quarter decreased $1.5 million from the first quarter of 1996 to $2.7 million primarily as a result of the above factors.

Liquidity and Capital Resources

     The Company's requirements for liquidity include capital expenditures and general working capital needs. During 1996, the Company's $10.7 million bond anticipation note must either be refinanced or retired. In addition, in 1996, letters of credit supporting $34.1 million of industrial revenue bonds are subject to renewal and if these letters of credit are not renewed or replaced the $34.1 million of obligations become payable on demand. The Company expects to be able to fund its liquidity needs through its cash on hand, cash from operations, refinancings and additional borrowings.

     The Company has a $25.0 million revolving credit facility expiring in December 1997. As of May 10, 1996, the Company had no borrowings under this facility but had outstanding facility-backed letters of credit totalling $21.8 million.

           HORSEHEAD RESOURCE DEVELOPMENT COMPANY, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

            See "Legal Proceedings" under Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for information regarding legal proceedings.


Item 2.     Change in Securities

                  Not applicable


Item 3.     Defaults Upon Senior Securities

                  Not applicable


Item 4.     Submission of Matters to a Vote of Security Holders

                  Not applicable


Item 5.     Other Information

            Environmental Matters

            See "Environmental Matters" under Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for information regarding regulatory developments affecting the Company.


Item 6.     Exhibits and Reports on Form 8-K

            (a) List of Exhibits:

                  Not applicable

            (b) Reports on Form 8-K

                  The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 1996.

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HORSEHEAD RESOURCE DEVELOPMENT
                                      COMPANY, INC.





Date:            5/15/96	      William M. Quirk
                                      William M. Quirk
                                      President and Chief Executive Officer





Date:            5/15/96	      Peter W. Nelson
                                      Peter W. Nelson
                                      Senior Vice President